Form 10QSB
period 2007-03-31
Solutions Mechanical, Inc.
filed 2007-05-15
CIK 1388004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 141102

Solutions Mechanical, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-8273570
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Jeffery Thompson Solutions Mechanical, Inc. 2702 Pebble Creek Drive Pearland, TX 77581 (Address of principal executive offices)

1-888-471-3599
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  *  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of May 11, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

*Initial Exchange Act filing since Registration Statement (File No.: 333-137920) was declared effective on May 11, 2007

SOLUTIONS MECHANICAL, INC.

SOLUTIONS MECHANICAL, INC.

Balance Sheet

March 31, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$10,374
Accounts receivable	17,236
Other	836
Total	28,446

EQUIPMENT:
Truck	23,099
Trailer and tools	9,262
Computer	2,729
Total	35,090
Accumulated depreciation	(13,986)
Net	21,104

TOTAL ASSETS	$49,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,087
Customer deposit	6,000
Accrued expenses	13,266
Note payable	5,399
Current maturity of long-term debt	4,848
Total Current Liabilities	32,600

LONG-TERM DEBT	11,706

TOTAL LIABILITIES	44,306

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	397
Accumulated deficit	(5,153)
Total Stockholders’ Equity	5,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,550

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Operations

For the Three Months Ended March 31, 2007 and 2006

(unaudited)

	2007	2006

Sales	$72,456	$8,013

Cost of Sales	58,830	1,684

Gross Profit	13,626	6,329

Other (Income) Expenses:
General and administrative	10,867	3,145
Depreciation	3,000	2,746
Start-up costs	-	9,140
Other, net	141	-
	14,008	15,031

Net Loss	$(382)	$(8,702)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	9,847,111	9,140,000

See notes to financial statements

SOLUTIONS MECHANICAL, INC.

For the Three Months Ended March 31, 2007 and 2006

Statements of Cash Flows

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(382)	$(8,702)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,000	2,746
Start-up costs paid by common shares	-	9,140
Changes in net operating assets	(1,444)	713
Net Cash Provided by Operating Activities	1,174	3,897

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(977)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares	860	-
Notes payable	-	3,165
Repayment of loans	(2,084)	-
Capital contribution	-	397
Net Cash Provided by (Used in) Financing Activities	(1,224)	3,562

INCREASE (DECREASE) IN CASH	(1,027)	5,459

CASH AT BEGINNING OF PERIOD	11,401	-
CASH AT END OF PERIOD	$10,374	$5,459

See notes to financial statements.

SOLUTIONS MECHANICAL, INC.

Notes to Unaudited Financial Statements

March 31, 2007

(Unaudited)

NOTE 1

BASIS OF PRESENTATION

The accompanying interim financial statements for the three-month periods ended March 31, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on May 11, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2007, the Company has limited financial resources, has not established a source of equity or debt financing has negative working capital and has incurred operating losses since inception. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from contacts of its president, existing customers, advertising and trade literature. However, the Company cannot predict the likelihood of it being successful in its efforts to increase sales.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3

SALE OF STOCK

On January 16, 2007, 860,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share, including 100,000 shares sold to the wife of the Company’s president and 10,000 shares sold to a director of the Company.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

We were founded as an unincorporated business in January 2006, became a limited liability company on April 3, 2006 under the name JL Solutions Mechanical LLC and a C corporation on October 10, 2006. We began generating revenue in January 2006. At January22, 2007, we had one employee, Jeffery Thompson, our president. Mr. Thompson devotes fulltime to us.

A summary of our operations for the three months ended March 31, 2007 and 2006 follows:

	2007	2006

Sales	$72,456	$8,013

Cost of Sales	58,830	1,684

Gross Profit	13,626	6,329

Other (Income) Expenses:
General and administrative	10,867	3,145
Depreciation	3,000	2,746
Start-up costs	-	9,140
Other, net	141	-
	14,008	15,031

Net Loss	$(382)	$(8,702)

Sales  - We commenced operations in January 2006. Therefore, the revenue for the three months ended March 31, 2006 reflects our efforts to start obtaining revenue engagements.  Revenues for the three months ended March 31, 2007 represent increases over the final three months of 2006. We cannot provide any assurances that these increases will continue.

Cost of sales – gross margins declined in 2007 because of increased compensation and subcontractor costs.

General and administrative - The principal components of general and administrative in 2007 are advertising ($1,804), automobile and fuel expenses ($2,676), communications ($1,219), insurance ($1,846), office supplies ($675), and professional fees ($1,583).

Depreciation – depreciation relates principally to our truck and equipment.         .

Startup costs - were initial costs of initial planning and incorporating. These costs were satisfied through the issuance of 9,140,000 shares of common stock to our president in exchange for his membership units in his Texas LLC.

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this prospectus.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

In 2006, we generated $21,080 from operating activities. We believe that we can manage our basic HVAC operations in a similar manner to at least breakeven from a cash perspective during the next 12 months. We do not plan on making any significant capital expenditures have no plans to hire additional employees and therefore do not anticipate raising any additional funds during the next twelve months. See below for a discussion of the expected impact of incremental costs associated with becoming a “public” company.

Despite the fact our president is willing to consider providing us with a loan or advance us on a case by case basis (for costs other than offering expenses), his personal resources are limited. We do not believe that we can rely on the likelihood of any significant advance beyond $30,000 if we are unable to pay standard operating costs and our president is not legally bound to provide us with such loan. We have a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. At March 31, 2007, the balance outstanding was $5,399. This line of credit is guaranteed by our president.

We have a long-term bank loan the proceeds of which were used to purchase our truck. The balance outstanding at March 31, 2007 was $16,544. The loan is guaranteed by our president and is payable in equal monthly payments of $501 through June 2010. The loan includes interest at the rate of 7.10% per annum.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  We believe that operations are generating sufficient cash to continue operations for the next 12 months from the date of this prospectus.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurances that we will be successful in any of those efforts.  Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

In January 2007, Solutions Mechanical sold 860,000 of its common stock to 39 people for $860. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

▪

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective on December 15, 2005. The Company has not yet assessed the impact on future operations of adopting this new standard.

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to financial statements of prior periods’ for a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The Company has not yet determined the affect of applying FIN 48.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2006 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2006, 2005 and 2004, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

Typically, there is a greater demand for our services in the summer months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solutions Mechanical, Inc.

(Registrant)

/s/ Jeffery Thompson

Jeffery Thompson

Title: President and Chief Financial Officer

May 15, 2007