Form 10QSB
period 2007-06-30
Solutions Mechanical, Inc.
filed 2007-07-11
CIK 1388004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of July 6, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

SOLUTIONS MECHANICAL, INC.

SOLUTIONS MECHANICAL, INC.

Balance Sheet

June 30, 2007

(Unaudited)

ASSETS

CURRENT ASSETS	$15,964
Cash	24,535
Total Current Assets	40,499

EQUIPMENT
Truck	23,099
Trailer and tools	10,075
Computer	4,040
Total	37,214
Accumulated depreciation	(16,986)
Net	20,228

TOTAL ASSETS	$60,727

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Customer deposit	$6,000
Accounts payable and accrued expenses	37,801
Note payable	4,928
Current maturity of long term debt	5,023
Total Current Liabilities	53,752

LONG TERM DEBT	11,178

TOTAL LIABILITIES	64,930

STOCKHOLDRES’ DEFICIT
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	397
Accumulated deficit	(14,600)
Total Stockholders’ Deficit	(4,203)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60,727

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Operations

For the Three Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006

Sales	$107,916	$65,951

Cost of Sales	87,959	26,009

Gross Profit	19,957	39,942

Other (Income) Expenses:
General and administrative	26,425	11,544
Depreciation	3,000	2,746
Other, net	(21)	-
	29,404	14,290

Income (loss) before income taxes	(9,447)	25,652

Provision for income taxes	-	3,800

Net income (loss)	$(9,447)	$21,852

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,000,000	9,140,000

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Operations

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006

Sales	$180,372	$73,964

Cost of Sales	146,789	27,693

Gross Profit	33,583	46,271

Other Expenses:
General and administrative	37,292	14,689
Depreciation	6,000	5,492
Start-up costs	-	9,140
Other, net	120	-
	43,412	29,321

Income (loss) before income taxes	(9,829)	16,950

Provision for income taxes	-	2,500

Net income (loss)	$(9,829)	$14,450

Net income (loss) per share – basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	9,928,729	9,140,000

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,829)	$14,450

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,000	5,492
Start-up costs paid by common shares	-	9,140
Changes in net operating assets	13,541	(16,070)
Net Cash Provided by Operating Activities	9,712	13,012

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,101)	(5,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares	860	-
Notes payable	-	3,165
Repayment of loans	(2,908)	(1,808)
Capital contribution	-	397
Net Cash Provided by (Used in) Financing Activities	(2,048)	1,754

NET INCREASE IN CASH	4,563	8,800

CASH AT BEGINNING OF PERIOD	11,401	-
CASH AT END OF PERIOD	$15,964	$8,800

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Notes to Unaudited Financial Statements

June 30, 2007

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended June 30, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on May 11, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2007, the Company has limited financial resources, has not established a source of equity or debt financing and has negative working capital. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 3 - COMMON STOCK

On January 16, 2007, 860,000 shares of the Company’s common stock were sold to 39 individuals at $.001 per share, including 100,000 shares sold to the wife of the Company’s president and 10,000 shares sold to a director of the Company.

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

Operations

We were founded as an unincorporated business in January 2006, became a limited liability company on April 3, 2006 under the name JL Solutions Mechanical LLC and a C corporation on October 10, 2006. We began generating revenue in January 2006. At July 6, 2007, we had one employee, Jeffery Thompson, our president. Mr. Thompson devotes fulltime to us.

A summary of our operations for the six months ended June 30, 2007 and 2006 follows:

	2007	2006

Sales	$180,372	$73,964

Cost of Sales	146,789	27,693

Gross Profit	33,583	46,271

Other Expenses:
General and administrative	37,292	14,689
Depreciation	6,000	5,492
Start-up costs	-	9,140
Other, net	120	-
	43,412	29,321

Income (loss) before income taxes	(9,829)	16,950

Provision for income taxes	-	2,500

Net income (loss)	$(9,829)	$14,450

Sales - We commenced operations in January 2006. Therefore, the revenue for the six months ended June 30, 2006 reflects our efforts to start obtaining revenue engagements. Our revenue for quarters since then reflects increases over the corresponding period in the prior year. We cannot provide any assurances that that trend will continue.

Cost of sales – gross margins declined in 2007 because of increased compensation to our president and subcontractor costs. We do not know if there is any likelihood of increasing gross margins in the foreseeable future.

General and administrative - The principal components of general and administrative in 2007 are advertising ($5,164), automobile and fuel expenses ($4,211), communications ($1,916), insurance ($4,238), office supplies ($2,636), and professional fees ($12,883).

Depreciation – depreciation relates principally to our truck and equipment.

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

Liquidity

In 2006, we generated $8,401 from operating activities. We believe that we can manage our basic HVAC operations in a similar manner to at least breakeven from a cash perspective during the next 12 months. We do not plan on making any significant capital expenditures have no plans to hire additional employees and therefore do not anticipate raising any additional funds during the next twelve months. See below for a discussion of the expected impact of incremental costs associated with becoming a “public” company.

Despite the fact our president is willing to consider providing us with a loan or advance us on a case by case basis (for costs other than offering expenses), his personal resources are limited. We do not believe that we can rely on the likelihood of any significant advance beyond $30,000 if we are unable to pay standard operating costs and our president is not legally bound to provide us with such loan. We have a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. At June 30, 2007, the balance outstanding was $4,928. This line of credit is guaranteed by our president.

We have a long-term bank loan the proceeds of which were used to purchase our truck. The balance outstanding at June 30, 2007 was $16,201. The loan is guaranteed by our president and is payable in equal monthly payments of $501 through June 2010. The loan includes interest at the rate of 7.10% per annum.

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

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs.

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

In January 2007, Solutions Mechanical sold 860,000 of its common stock to 39 individuals for $860. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS 158”).  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The application of FIN 48 did not have a material impact on our financial position and results of operations.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of June 30, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007, 2006 and 2005, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

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

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solutions Mechanical, Inc.

(Registrant)

/s/ Jeffery Thompson

Jeffery Thompson

Title: President and Chief Financial Officer

July 9, 2007