Form 10QSB
period 2007-09-30
Solutions Mechanical, Inc.
filed 2007-10-10
CIK 1388004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of October 5, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

SOLUTIONS MECHANICAL, INC.

SOLUTIONS MECHANICAL, INC.

Balance Sheet

September 30, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$11,859
Accounts receivable	29,216
Total Current Assets	41,075

EQUIPMENT:
Truck	23,099
Trailer and tools	10,076
Computer	4,040
Total	37,215
Accumulated depreciation	(19,986)
Net	17,229

TOTAL ASSETS	$58,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$37,758
Note payable	4,457
Current maturity of long-term debt	5,112
Total Current Liabilities	47,327

LONG-TERM DEBT	9,866

TOTAL LIABILITIES	57,193

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	397
Accumulated deficit	(9,286)
Total Stockholders’ Equity	1,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,304

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Operations

For the Three Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

Sales	$78,866	$45,194

Cost of Sales	53,608	33,820

Gross Profit	25,258	11,374

Operating Expenses:
General and administrative	17,079	4,801
Depreciation	3,000	3,000
Other (income) expense , net	(135)	105
	19,944	7,906

Income before income taxes	5,314	3,468

Provision for income taxes	-	520

Net income	$5,314	$2,948

Net income per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,000,000	9,140,000

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Operations

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

Sales	$259,238	$119,158

Cost of Sales	200,397	61,513

Gross Profit	58,841	57,645

Operating Expenses:
General and administrative	54,371	19,490
Depreciation	9,000	8,492
Start-up costs	-	9,140
Other (income) expense , net	(15)	105
	63,356	37,227

Income (loss) before income taxes	(4,515)	20,418

Provision for income taxes	-	3,020

Net income (loss)	$(4,515)	$17,398

Net income (loss) per common share – basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	9,949,597	9,140,000

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,515)	$17,398

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,000	8,492
Start-up costs paid by common shares	-	9,140
Changes in net operating assets	2,977	(16,174)
Net Cash Provided by Operating Activities	7,462	18,856

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,101)	(5,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares	860	-
Notes payable	-	3,165
Repayment of loans	(4,763)	(2,993)
Capital contribution	-	397
Net Cash Provided by (Used in) Financing Activities	(3,903)	569

NET INCREASE IN CASH	458	13,459

CASH AT BEGINNING OF PERIOD	11,401	-
CASH AT END OF PERIOD	$11,859	$13,459

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Notes to Unaudited Financial Statements

September 30, 2007

(Unaudited)

NOTE 1 - ORGANIZATION

Solutions Mechanical, Inc. (the “Company”) was founded as an unincorporated business in January 2006, became a limited liability company in Texas under the name JL Solutions Mechanical LLC on April 3, 2006 and a C corporation in Nevada on October 10, 2006.

The Company provides commercial and residential installation and maintenance services in the heating, ventilation, and air conditioning industry. This industry is generally referred to as the HVAC industry. It also provides testing services for air quality. The Company serves customers in Houston and Galveston and the counties in between these two cities.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended September 30, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on May 11, 2007.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2007, the Company has limited financial resources, has not established a source of equity or debt financing and has negative working capital. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 4 - COMMON STOCK

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

Operations

We were founded as an unincorporated business in January 2006, became a limited liability company on April 3, 2006 under the name JL Solutions Mechanical LLC and a C corporation on October 10, 2006. We began generating revenue in January 2006. At September 30 2007, we had one employee, Jeffery Thompson, our president. Mr. Thompson devotes fulltime to us.

A summary of our operations for the nine months ended September 30, 2007 and 2006 follows:

	2007	2006

Sales	$259,238	$119,158

Cost of Sales	200,397	61,513

Gross Profit	58,841	57,645

Other Expenses:
General and administrative	54,371	19,490
Depreciation	9,000	8,492
Start-up costs	-	9,140
Other, net	(15)	105
	63,356	37,227

Income (loss) before income taxes	(4,515)	20,418

Sales - We commenced operations in January 2006. Therefore, the revenue for the nine months ended September 30, 2006 reflects our efforts to start obtaining revenue engagements. Our revenue for quarters since then reflects increases over the corresponding period in the prior year. We cannot provide any assurances that that trend will continue.

Cost of sales – gross margins declined in 2007 because of increased compensation to our president and subcontractor costs. We do not know if there is any likelihood of increasing gross margins in the foreseeable future.

General and administrative - The principal components of general and administrative in 2007 are advertising ($8,601), automobile expenses ($4,332), bank fees ($2,295) communications ($2,963), insurance ($4,611), office supplies ($2,636), tax and licenses ($4,325) and professional fees ($14,883).

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

Liquidity

In 200 7 , we generated $ 7,462 from operating activities. We believe that we can manage our basic HVAC operations in a similar manner to at least breakeven from a cash perspective during the next 12 months. We do not plan on making any significant capital expenditures have no plans to hire additional employees and therefore do not anticipate raising any additional funds during the next twelve months. See below for a discussion of the expected impact of incremental costs associated with becoming a “public” company.

Despite the fact our president is willing to consider providing us with a loan or advance us on a case by case basis (for costs other than offering expenses), his personal resources are limited. We do not believe that we can rely on the likelihood of any significant advance beyond $30,000 if we are unable to pay standard operating costs and our president is not legally bound to provide us with such loan. We have a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. At September 30, 2007, the balance outstanding was $4, 457 .. This line of credit is guaranteed by our president.

We have a long-term bank loan the proceeds of which were used to purchase our truck. The balance outstanding at September 30, 2007 was $ 14,978 .. The loan is guaranteed by our president and is payable in equal monthly payments of $501 through June 2010. The loan includes interest at 7.10% per annum.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS No. 157 will have a material impact on our financial statements.

In September 2006, FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

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

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007, 2006 and 2005, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

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

Solutions Mechanical, Inc

(Registrant)

/s/ Jeffery Thompson

Jeffery Thompson

Title: President and Chief Financial Officer

October 9, 2007