Form 10KSB
period 2007-12-31
Solutions Mechanical, Inc.
filed 2008-04-14
CIK 1388004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-141102

Solutions Mechanical, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	20-8273570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2702 Pebble Creek Drive
Pearland, TX	77581
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number:  888-471-3599

Securities registered under Section 12(b) of the Act:

Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes  ☒ No

State Issuer’s revenues for its most recent year:   $341,677 as of December 31, 2007.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 25, 2008 is 10,000,000 shares, all of one class, $.001 par value per share.  Of this number, 740,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has a trading symbol but has not traded on the OTCBB or any national exchange and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 700,000 shares held by non-affiliates, based upon the book value as of December 31, 2007 is less than $.01 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐  NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format

☐  Yes  ☐  No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this annual report on Form 10-KSB involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-KSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

We have obtained a trading symbol for our common stock so that the shares may be quoted on the Over-the-Counter Bulletin Board (“OTCBB”). However, no trades of our common stock have occurred as of March 25, 2008. Our trading symbol is SLMC.

Item 1.

DESCRIPTION OF BUSINESS

Solutions Mechanical, Inc. was founded as an unincorporated business in January 2006 became a limited liability company in Texas under the name JL Solutions Mechanical LLC on April 3, 2006 and a C corporation in Nevada on October 10, 2006. At March 25, 2008, we had one employee, Jeffery Thompson, our president. Mr. Thompson devotes fulltime to us.

Solutions Mechanical provides commercial and residential installation and maintenance services in the heating, ventilation, and air conditioning industry. This industry is generally referred to as the HVAC industry. We also provide testing services for air quality. Solutions Mechanical serves customers in Houston and Galveston and the counties in between these two Texas cities. The Houston Metropolitan Area is one of the fastest growing areas in the United States. Census data indicates that the area grew by approximately 850,000 between 2000 and 2006. This increase has spurred significant amounts of growth in the housing and small office market. The Houston area is also very warm and humid for significant portions of the year. As a result virtually all homes, stores and offices have HVAC units. Our overall goal is to increase the size and profitability to the maximum amount possible given our limited resources. There is no way to predict with any degree of accuracy the likelihood of us being successful in these efforts.

We use independent contractors to assist us in most installation work and some maintenance work. The principal procedure performed by the independent contractors involves metal duct work. They also assist Mr. Thompson with installations involving large or heavy equipment. The independent contractors are generally known to Mr. Thompson and operate independent HVAC businesses. They do not require specific training by Mr. Thompson in order to perform the work needed. In most cases, the independent contractors are paid a negotiated fee directly by Mr. Thompson when the work has been performed. In limited cases, the independent contractor bills the customer directly.

We use the services of a consultant, Callahan Roach Products and Publications, who provides us with recommended flat rate pricing for projects based on the average pricing used by competitors in the Houston area.

Our business is divided into three areas. Substantially all of our revenue has been earned in the commercial and residential areas.

Commercial - we install unitary heating and cooling equipment that is used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools, as opposed to larger applied systems. These applications include rooftop units that range from two to 500 tons of cooling capacity and split system/air handler combinations, which range from two to 50 tons. We work with most brands of commercial equipment, including Trane, Lennox and Ruud.

Commercial installation projects generally take three to four weeks to complete from the time an order is placed until the date of completion. There are typically seven to ten days of work included in that time period. The typical payment terms are one-third each at the order date, start date of field work and completion date. We generally have to pay for equipment installed by us when ordered by us, thereby creating temporary cash flow problems.

Customers receive the warranty provided by manufacturers for equipment installed. We warrant our workmanship for a period of 60 days from the date of project completion.

We also perform maintenance and repair services on a specific job or on a contract basis.  These contracts, which have not been a material portion of our business, are billed quarterly and require us to perform periodic service inspections. If we detect a problem, the cost of repair is separate from the service contract fee.

Residential – We are an authorized Frigidaire dealer for residential air conditioning products. Frigidaire's new line of high efficiency air conditioners has a very high Seasonal Energy Efficiency Rating (SEER). Frigidaire calls this technology its iQ Drive™. It allows the compressor motor to start slowly instead of suddenly as in certain other air conditioners. This "soft start" reduces energy consumption. Once the air conditioner is running, the iQ drive regulates the speed of the compressor motor to match the home's cooling requirements. The result is a quieter and vastly more economical home air conditioning experience. We believe that this technology is very effective.

The typical residential customer payment terms are 60% at the order date and the remainder at completion date. We generally get paid by check or credit card. We accept Mastercard, Visa, Discover and American Express. We generally have to pay for Frigidaire equipment installed by us on the 10th of the month following the order.

Customers receive the warranty provided by Frigidaire for equipment installed. We warrant our workmanship for a period of 60 days from the date of project completion.

Being an authorized Frigidaire dealer entitles us to slight discounts on our purchases from Frigidaire and gets us included on Frigidaire’s listing of dealers. Some prospective customers seeking Frigidaire products seek out vendors from that listing. There is no cost associated with being an authorized Frigidaire dealer.

We also perform maintenance and repair services on a specific job basis. Before starting a job, we provide the customer with a firm fixed price estimate.

Except for maintenance and service agreements, we do not have forward agreements since we perform work shortly after being engaged.

Air Quality Testing - Mold, carbon monoxide, dust mites, radon, formaldehyde, organic solvents, pesticides, asbestos, smoke, and household dust are among the hazards of living indoors. Opening widows to air out the house does not resolve the air quality problem because unfiltered air that is allowed in by opening the windows may temporarily remove some of the above pollutants only to be replaced by outdoor pollutants like the byproducts of fossil fuel combustion such as smog, mercury, sulfur dioxide, nitrogen oxides, uranium, arsenic, and particulate matter of all kinds.  A properly designed HVAC system will bring in filtered air that is free from these contaminates.

The term "sick building syndrome" (SBS) is used to describe health problems that appear to be linked to time spent in a building or in a room within a building but the cause is not obvious.  The term "building related illness" (BRI) is used when an illness can be attributed directly to airborne building contaminants. There are many sources of indoor air pollution in any home.  These include combustion sources such as oil, gas, kerosene, coal, wood and tobacco products; building materials and furnishings as diverse as deteriorated, asbestos-containing insulation, wet or damp carpet, and cabinetry or furniture made of certain pressed wood products; products for household cleaning and maintenance, personal care, or hobbies; central heating and cooling systems and humidification devices; and outdoor sources such as radon, pesticides, and outdoor air pollution.

The relative importance of any single source depends on how much of a given pollutant it emits and how hazardous those emissions are.  In some cases, factors such as how old the source is and whether it is properly maintained are significant.  For example, an improperly adjusted gas stove can emit significantly more carbon monoxide than one that is properly adjusted.

Our source of information can be found on www.epa.gov/iaq/homes.

For $69.95 we perform a screening test that checks for the most common problems: temperature, humidity, carbon dioxide, carbon monoxide, volatile organic compounds, and airborne particles in one-minute cycles. This procedure gives a picture of normal life in the house. Based on the results of the test, we advise the customer of the results and risks. We then recommend mechanical systems that we believe will provide a healthy home environment.

We do not have any objective data as to the local demand for air quality testing. It is a service that we offer and use to create a demand for other services that we provide. We cannot predict with any accuracy whether this will become profitable or a key area of our business.

Competition

In our commercial segment, we compete with the offices or dealers of large manufacturers such as Trane and Lennox. We also compete with many small companies in both the commercial and residential segments. The overall growth in the Houston Metropolitan Area has brought in significant numbers of HVAC contractors to our market. Many of our competitors have more financial resources and name recognition than do we.

We obtain business in several ways:

•

Our president previously worked with large unaffiliated companies as a technical advisor. Several of the customers served by him as a technical advisor have become our customers because they felt comfortable with the guidance provided by him.

•

We are listed in the Contractor Blue Book, which is used by many business owners to identify and select contractors, and advertise in local publications read by homeowners.

•

Word of mouth from satisfied customers.

We attempt to price our services competitively in the local market. However, we try to create our principal competitive advantage by responding to customer inquiries and requests very quickly. We cannot provide any assurances that our approach to customer service will be successful given the disparity in resources in comparison to our competitors.

Licenses

We hold Air Conditioning and Refrigeration Contractor License #TACLA024582C from the State of Texas. We renewed the license for 12 months in March 2007. Renewal requires Mr. Thompson to attend an eight hour continuing education class.

Intellectual Property

We have no patents or trademarks.

Current Developments

As part of our plan to augment our financial resources and consider attractive business opportunities, our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

Item 2.

DESCRIPTION OF PROPERTY

We operate out of office space located at 2702 Pebble Creek Drive, Pearland, TX 77581 provided to us by our president at no cost which serves as our principal address. Mr. Thompson incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not party to any pending or, to our knowledge, threatened litigation of any type

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements in May 2007. There is no established current public market for the shares of our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol SLMC.  No trades have occurred through March 11, 2008. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on March 11, 2008, there were 10,000,000 shares were issued and outstanding. As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of its current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

 There is no established trading market for our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol SLMC. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

General Market Risks

There is no established public market for our common stock, and there can be no assurance that any established market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities. We have 10,000,000 common shares outstanding of which 8,240,000 shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  Rule 144 may not be used by our President, who holds all of the restricted shares, since he is considered to be an underwriter. Rule 144 may be available to the holders of our remaining restricted securities conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 99,000,000 authorized shares of common stock, of which 10,000,000 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 89,000,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains  "forward-looking  statements"  which can be identified by the use of forward-looking  terminology such as "believes," "expects,"  "may," "should" or  "anticipates"  or the negative  thereof or other variations thereon or comparable terminology,  or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other  filings  that we have made with the Securities and Exchange Commission.

Current Developments

As part of our plan to augment our financial resources and consider attractive business opportunities, our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

Operations

We were founded as an unincorporated business in January 2006, became a limited liability company on April 3, 2006 under the name JL Solutions Mechanical LLC and a C corporation on October 10, 2006. We began generating revenue in January 2006. At January 22, 2007, we had one employee, Jeffery Thompson, our president. Mr. Thompson devotes fulltime to us.

A summary of our operations for the years ended December 31, 2007 and 2006 follows:

	2007	2006

Sales	$341,677	$160,332

Cost of goods sold	263,185	103,851

Gross Profit	78,492	56,481

Other Expenses:
General and administrative	79,533	38,969
Depreciation	12,000	10,986
Start-up costs	-	9,140
Interest expense, net	2,203	2,157
Total	93,736	61,252

Net Loss	$(15,244)	$(4,771)

Sales - We commenced operations in January 2006. We devoted the first nine months of 2006 developing our initial business. Our revenue for quarters since then reflects increases over the corresponding period in the prior year. We cannot provide any assurances that that trend will continue.

Cost of sales – gross margins declined in 2007 because of increased compensation to our president, material costs and subcontractor costs relating to the performance of larger construction engagements. The principal specific costs in 2007 were costs of materials used for installation ($183,682) and compensation to our president ($58,306). In 2006, the principal breakdown was costs of materials used for installation ($69,842), compensation to our president ($27,793) and costs of independent contractors ($6,216). We do not know if there is any likelihood of increasing gross margins in the foreseeable future.

General and administrative - The principal components of general and administrative expenses in 2007 are advertising ($11,117), automobile and fuel expenses ($5,337), bad debts ($2,936), communications ($3,811), insurance ($5,338), office supplies ($2,860), and professional fees ($24,339). The principal components of general and administrative expense for 2006 are advertising ($6,416), automobile and fuel expenses ($11,539), communications ($2,494), insurance ($2,566), office supplies ($5,462), and professional fees ($2,908).

Depreciation – depreciation relates principally to our truck and equipment.         .

Startup costs - were initial costs of initial planning and incorporating. These costs were satisfied through the issuance of 9,140,000 shares of common stock to our president in exchange for his membership units in his Texas LLC.

Other

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

Liquidity

In 2007, we failed to generate cash from operating activities. We believe that we can manage our basic HVAC operations in a manner to at least breakeven from a cash perspective during the next 12 months. We do not plan on making any significant capital expenditures have no plans to hire additional employees and therefore do not anticipate raising any additional funds during the next twelve months. See below for a discussion of the expected impact of incremental costs associated with becoming a “public” company.

Despite the fact our president is willing to consider providing us with a loan or advance us on a case by case basis (for costs other than offering expenses), his personal resources are limited. We do not believe that we can rely on the likelihood of any significant advance beyond $30,000 if we are unable to pay standard operating costs and our president is not legally bound to provide us with such loan. We have a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. At December 31, 2007, the balance outstanding was $5,327. This line of credit is guaranteed by our president.

At December 31, 2007, we had an outstanding noninterest-bearing loan in the principal amount of $14,000 due to an unrelated entity controlled by business associates of our President. The loan was repaid in full in March 2008.

We have a long-term bank loan, the proceeds of which were used to purchase our truck. The balance outstanding at December 31, 2007 was $13,733. The loan is guaranteed by our president and is payable in equal monthly payments of $501 through June 2010. The loan includes interest at the rate of 7.10% per annum.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Recently Issued Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with our annual report for the year ended December 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements ("SFAS No. 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Ensign’s financial statements issued in 2008; however, earlier application is encouraged. Ensign is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2007 that will become effective in subsequent periods; however, management of Ensign does not believe that any of those pronouncements would have significantly affected Ensign’ financial accounting measurements or disclosures had they been in effect during the years ended September 30, 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on Ensign’s financial statements at the time they become effective.

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

Risk Factors

Risks Related to the Business

Solutions Mechanical has too limited of an operating history to permit investors to make reasonable evaluations based on our past history and performance.

Solutions Mechanical commenced revenue producing operations in January 2006. We have insufficient operating history upon which an evaluation of our future performance and prospects can be made.  Our future prospects must be considered in light of the fact that plans of relatively new and under funded businesses often do not get implemented as quickly or effectively as management initially intends. Newer companies also often lack the experience and resources to respond quickly to opportunities or identify potential problems. In addition, any early success does not necessarily indicate the likelihood of ongoing or future success. We operate in an industry that has several large HVAC distributors. If something happens that hurts our relationship with one of these distributors before we develop a strong sales base and reputation, our business and prospects may be badly damaged.

Solutions Mechanical cannot be certain that our business strategy will be successful, or that we will be able to maintain or significantly increase our levels of revenue. If we are unable to increase current levels of revenue, we are likely to incur losses which may prevent us from satisfying obligations on a timely basis.

Solutions Mechanical has limited financial resources and our auditors’ report on our financial statements indicates that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. Absent financial resources we will be unable to undertake programs designed to expand our business.

Solutions Mechanical has limited financial resources and has not established a source of equity or debt financing. In addition, Solutions Mechanical incurred an operating loss in 2007 and had negative working capital at December 31, 2007. Our independent auditors indicated that there is significant uncertainty about our ability to continue as a going concern in their report on our financial statements for the year ended December 31, 2007 which may make it more difficult for us to raise capital.

If we are unable to generate revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail or terminate our operations. To date, no Solutions Mechanical officer, director, affiliate or associate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

Solutions Mechanical is and will continue to be completely dependent on the services of our founder and president, Jeffery Thompson, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Solutions Mechanical’s operations and business strategy are completely dependent upon the knowledge and business contacts of Jeffery Thompson, our president.  He is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.   We will fail without Mr. Thompson or an appropriate replacement(s).  We intend to acquire key-man life insurance on the life of Mr. Thompson naming us as the beneficiary when and if we obtain the resources to do so and Mr. Thompson remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Our business can be adversely affected by an economic downturn.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in general economic activity could materially affect our financial condition and results of operations. Our business is dependent on new and expanding construction because new or expanding homes or buildings in the Houston metropolitan are need the installation of HVAC equipment. In our business, a decline in economic activity causing a reduction in the number of new or expanding homes or buildings, as a result of cyclical or other factors, typically results in a decline in purchases of our services, which would result in a decrease in our sales volume and profitability.

Cooler than normal summers may depress our sales.

Demand for our services is strongly affected by the weather. Hotter than normal summers generate strong demand for our air conditioning services. Conversely, cooler than normal summers depress our sales. Because a high percentage of our overhead and operating expenses is relatively fixed throughout the year, operating earnings and net earnings tend to be lower in quarters with lower sales. Variations in demand could have a material adverse effect on the timing of our cash flows.

Jeffery Thompson, our chief executive and chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to timely meet Exchange Act reporting requirements are dependent to a significant degree upon others.

Jeffery Thompson has no meaningful financial reporting education or experience. He is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will reduce or eliminate our future ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered auditors must review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel must review and assist in the preparation of such reports. The costs charged by these professionals for those services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results would be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, one of which is our president and chairman. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that may include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000) but unissued (64,000,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.

We also believe that the potential of issuing restricted shares of our common stock to vendors or others who may be in a position to refer business or customers to us would enable us to operate and expand our business more effectively.   We will also consider attempting to settle vendor obligations through the issuance of shares.

The foregoing actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. If the shares distributed to vendors or others are sold into any trading market that develops, the impact may be to cause share prices to decrease materially.  Alternatively, we may incur significant expenses that contractors/vendors will not be willing to accept shares of our stock in lieu of cash payment.  Such issuances may also serve to enhance existing management’s ability to maintain control of us because the shares may be issued to parties or entities committed to supporting existing management.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

We have a trading symbol for our common stock, SLMC, which permits our shares to be quoted on the OTCBB. However, no trades of our shares have occurred, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether:

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions which will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

▪

the basis on which the broker or dealer made the suitability determination, and

▪

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

▪

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

▪

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

▪

“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

▪

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

▪

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president is currently in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay dividends in the foreseeable future

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally necessary, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as, if and when required.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Item 7.

FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page

F-1.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 8A.

CONTROLS AND PROCEDURES

Managements Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.

OTHER INFORMATION

NONE

PART III

Item 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our management consists of:

Name	Age	Title
Jeffery Thompson	36	President, CEO, CFO, principal accounting officer and chairman
Brent M. Brothers	26	Secretary, treasurer and director

Jeffery Thompson – founded the Company in 2006 and has been our chief executive officer since then. He had been an HVAC technician with Carrier from 1990 to 1998 and with Trane from 1998 until he founded the Company.

Brent M. Brothers – became a director and secretary/treasurer in October 2006. From August 2004 to January 2005, Mr. Brothers was a financial advisor for IMG Financial Group in Houston, TX; from June 2005 to August 2006 he was a construction superintendent for Royce Homes in Houston, TX; and from August 2006 to the present he has been a construction superintendent for Deerwood Homes in Sugarland, TX. Mr. Brothers is a graduate of Tulane University.

Possible Potential Conflicts

No member of management is or will be required by us to work on a full time basis, although our president currently devotes full time to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to us.

Currently we have only two officers, both of whom also serve as directors, and are married to each other, and are in the process of seeking to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers. The terms of office of both directors expire on October 31, 2008.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.  See “Executive Compensation” elsewhere in this prospectus.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that Solutions has the resources to pay these fees.   Solutions will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 10.

EXECUTIVE COMPENSATION

The following table shows for the years ended December 31, 2007 and 2006, compensation awarded to or paid to, or earned by, our Chief Executive Officer, and our Secretary (the “Named Executive Officers”).

Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
All Other Compensation ($)

Jeffery Thompson	2007 2006	$56,306 $27,793	- -	- -	- -	- -	- -	- -
President
Brent M. Brothers	2007 2006	- -	- -	- -	- -	- -	- -	- -
Secretary

There is no employment contract with Mr. Thompson at this time and no agreements for compensation in the future. Mr. Thompson’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation and has received the level of compensation each month that permitted us to meet our immediate obligations.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 11, 2008 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Jeffery Thompson	9,240,000c	92.4
Brent M. Brothers	10,000	0.1

Officers and Directors as a group ( 2 members)	9,250,000	92.5
(a) The address for each person is 2702 Pebble Creek Drive, Pearland, TX 77581.

(b) Unless otherwise indicated, Solutions Mechanical believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(c) Includes 100,000 shares held by Mr. Thompson’s wife, Kristine Barton Thompson in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse.  Mr. Thompson disclaims any beneficial interest in or control over any of such shares other than that which may be attributed to him by operation of law.

Shareholder Matters

As an issuer of "penny stock" the protection provided by the Federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks.  Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests. These provisions are described below.

Dissenters' Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Nevada Revised Statutes ("NRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

▪

listed on a national securities exchange,

▪

included in the national market system by the National Association of Securities Dealers, or

▪

held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights . Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of (1) the articles of incorporation, and all amendments thereto, (2) bylaws and all amendments thereto; and (3) a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively. In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our annual reports on Form 10-KSB. This form is required to be filed with the Securities and Exchange Commission within 90 days of the close of each fiscal year following the effectiveness of our registration statement of which this   is a part, absent timely request for 15 calendar day extension. You can view these and our other filings at www.sec.gov in the "EDGAR" database.

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An "acquiring person" means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. "Controlling interest" means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. "Control shares" means the company's outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

According to NRS 78.378, the provisions referred to above will not restrict our directors from taking action to protect the interests of our Company and its shareholders, including without limitation, adopting or executing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from including stricter requirements in our Articles of Incorporation or Bylaws relating to the acquisition of a controlling interest in the Company.

Our Articles of Incorporation and Bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an "interested shareholder." As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise. By this registration statement, we are registering our common stock under Section 12(g) of the Exchange Act.

These provisions of Nevada law prohibit us from engaging in any "combination" with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our Board of Directors. The term "combination" is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, "resident domestic corporation" means a Nevada corporation that has 200 or more shareholders. An "interested stockholder" is defined in NSR 78.423 as someone who is either:

▪

the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

▪

our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Solutions Mechanical has entered into an agreement regarding our president lending funds to us if necessary.  No amounts were outstanding under this agreement as of December 31, 2007.

We have a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. At December 31, 2007, the balance outstanding was $5,327. This line of credit is guaranteed by our president.

We have long-term bank loan the proceeds of which were used to purchase our truck. The balance outstanding at December 31, 2007 was $13,734. The loan is guaranteed by our president and is payable in equal monthly payments of $501 through June 2010. The loan includes interest at the rate of 7.10% per annum.

We currently operate out of office space provided to us by our president at no cost which serves as our principal address. Our president incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

In January 2007, we sold 100,000 shares of our common stock to Kristine Barton, our president’s wife, for $100 and 10,000 shares of our common stock to Brent M. Brothers, our secretary and director, for $10.

Item 13.

EXHIBITS

31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant Section 906 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer And Chief Financial Officer

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal periods ended December 31, 2007 and 2006 were $14,500 and $11,000, respectively.

Audit-Related Fees

During the fiscal periods ended December 31, 2007 and 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal periods ended December 31, 2007 and 2006, our principal accountant did not render tax services.

All Other Fees

During the fiscal periods ended December 31, 2007 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Jeffery Thompson

Jeffery Thompson

Title: President and

Chief Financial Officer

Date:

April 14, 2008

SOLUTIONS MECHANICAL, INC.

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Solutions Mechanical, Inc.

Pearland, Texas

We have audited the accompanying balance sheets of Solutions Mechanical, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solutions Mechanical, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Solutions Mechanical, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has limited financial resources, has negative working capital and a stockholders’ deficit and has incurred operating losses since inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 14, 2008

SOLUTIONS MECHANICAL, INC.

Balance Sheets

December 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$16,476	$11,401
Accounts receivable (less allowance of $2,230)	34,533	9,204
Other	805	896
Total Current Assets	51,814	21,501

EQUIPMENT:
Truck	23,099	23,099
Trailer and tools	11,801	8,614
Computer	2,729	2,400
Total	37,629	34,113
Accumulated depreciation	(22,986)	(10,986)
Net	14,643	23,127

TOTAL ASSETS	$66,457	$44,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$7,438	$701
Accrued expenses	35,577	9,124
Customer deposit	-	6,000
Notes and loans payable	19,327	5,455
Current maturity of long-term debt	5,203	4,848
Total Current Liabilities	67,545	26,128

LONG-TERM DEBT	8,530	13,734
TOTAL LIABILITIES	76,075	39,862

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 and 9,140,00 shares issued and outstanding, respectively	10,000	9,140
Additional paid-in capital	397	397
Accumulated deficit	(20,015)	(4,771)
Total Stockholders’ Equity (Deficit)	(9,618)	4,766

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$66,457	$44,628

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Operations

For the Years Ended December 31, 2007 and 2006

	2007	2006

Sales	$341,677	$160,332

Cost of goods sold	263,185	103,851

Gross Profit	78,492	56,481

Other Expenses:
General and administrative	79,533	38,969
Depreciation	12,000	10,986
Start-up costs	-	9,140
Interest expense, net	2,203	2,157
Total	93,736	61,252

Net Loss	$(15,244)	$(4,771)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,962,301	9,140,000

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statement of Stockholders’ Deficit

	Membership Units	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2006	100	-	$9,140	$397	$-	$9,537

Common stock issued in exchange for membership units on October 10,2006	(100)	9,140,000	-	-	-	-

Net loss	-	-	-	-	(4,771)	(4,771)

Balance, December 31, 2006	-	9,140,000	9,140	397	(4,771)	4,766

Sale of shares	-	860,000	860	-	-	860

Net loss	-	-	-	-	(15,244)	(15,244)

Balance, December 31, 2007	-	10,000,000	$10,000	$397	$(20,015)	$(9,618)

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Cash Flows

 For the Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,244)	$(4,771)
Depreciation	12,000	10,986
Start-up costs paid by common shares	-	9,140
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Increase in accounts receivable	(25,329)	(9,204)
Decrease (increase) in other current assets	91	(896)
Increase in accounts payable	6,737	701
Increase in accrued expenses and customer deposits	20,453	15,124
Net Cash Provided by(Used In) Operating Activities	(1,292)	21,080

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(3,516)	(11,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares	860	-
Capital contribution	-	397
Notes and loans payable	13,872	5,455
Repayment of long-term debt	(4,849)	(4,517)
Net Cash Provided by Financing Activities	9,883	1,335

NET INCREASE IN CASH	5,075	11,401

CASH AT BEGINNING OF YEAR	11,401	-
CASH AT END OF YEAR	$16,476	$11,401

NON-CASH FINANCING AND INVESTING:
Purchase of truck with long-term debt	-	$23,099

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Notes to the Financial Statements

December 31, 2007

NOTE 1 -ORGANIZATION

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

Current Developments

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, its principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Year-end

The Company has elected a fiscal year ending on December 31.

b.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period assuming that the Company incorporated as of the beginning of the first period presented.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2007.

e.  Revenue Recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition, as amended by SAB No. 104 for revenue recognition. The Company recognizes revenue when all work on an installation and air quality testing contracts has been completed. Revenue for multi-month service contracts is recognized ratably throughout the covered period.

f.  Equipment

Equipment, which consists of a truck and computer system, is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the related assets of three years. Depreciation expense for the years ended December 31, 2007 and 2006 was $12,000 and $10,986, respectively.

g.  Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at cost. The Company considers the need for an allowance for doubtful accounts related to its accounts receivables that are deemed to have a high risk of collectibility. Management reviews its accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivables balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.

h.  Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, notes payable, accrued expenses and long-term debt, approximate their fair values because of the short maturity of these instruments and market rates of interest.

i.  Warranty Costs

The Company warrants its labor for 60 days. It does not provide warranties for equipment installed. Warranties for equipment are provided by equipment manufacturers. The Company’s policy is to accrue for estimated warranty liabilities when jobs are completed. To date, there has never been a warranty claim against the Company. Therefore, there is no accrual recorded for warranty costs at December 31, 2007.

j.   Impact of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”

 (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2007, the Company has limited financial resources, has not established a source of equity or debt financing, has negative working capital and has incurred operating losses since inception. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 4 -

STOCKHOLDERS’ EQUITY

The Company was incorporated as a C corporation on October 10, 2006 at which time 9,140,000 shares of common stock were issued to the Company’s founder in exchange for all of the outstanding membership units of Solutions Mechanical, LLC.

On January 16, 2007, 860,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share, including 100,000 shares sold to the wife of the Company’s president and 10,000 shares sold to a director of the Company.

Stock Option Plan

Pursuant to a January 16, 2007 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock to directors, officers, employees, consultants and professionals. The purpose of the Plan is to provide recipients with additional incentives by increasing their ownership interest in the Company.   The Plan provides for the issuance of Non-Statutory Stock Options only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan expires in 2017.

No options are outstanding or have been issued under the Plan.

NOTE 5 –

NOTES AND LOANS PAYABLE

The Company has a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. This line of credit is guaranteed by the Company’s President.

At December 31, 2007, the Company had an outstanding noninterest-being loan in the principal amount of $14,000 due to an unrelated entity controlled by business associates of the Company’s President. The loan was repaid in full in March 2008.

NOTE 6–

LONG-TERM DEBT

Long-term debt consists of a bank loan used to purchase the Company’s truck. The loan is guaranteed by the Company president and is payable in equal monthly payments of $501 through June 2010. The loan includes interest at the rate of 7.10% per annum.

NOTE 7 –

INCOME TAXES

The Company was a limited liability company, until October 10, 2006 during which time the Company was treated as a partnership for Federal income tax purposes. Under subchapter K of the Internal Revenue Code, members of a limited liability company are taxed separately on their distributive share of the partnership’s income whether or not that income is actually distributed.

Since October 10, 2006, the Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  At December 31, 2007, the Company had net operating loss carryforwards of less than $3,000 that may be offset against future Federal taxable income through 2027. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

All differences between operating results for financial reporting purposes and operating results for income tax purposes are de minimis.

NOTE 8 –

RELATED PARTY TRANSACTIONS

The Company has entered into an agreement regarding its president lending funds to it if necessary to meet the costs of its registration statement.  No amounts were outstanding under this agreement as of December 31, 2007.

The Company currently operates out of office space provided to it by its president at no cost which serves as its principal address. The Company’s president incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge for its use. There is no written lease agreement.