Form 10-Q
period 2008-03-31
Solutions Mechanical, Inc.
filed 2008-05-15
CIK 1388004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Solutions Mechanical, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	333-141102	20-8273570
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

Jeffery Thompson Solutions Mechanical, Inc. 2702 Pebble Creek Drive Pearland, TX 77581 (Address of principal executive offices)

1-888-471-3599
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer☐    Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of May 15, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

SOLUTIONS MECHANICAL, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T.	Control and Procedures	13

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURE

ITEM 1. Financial Information

SOLUTIONS MECHANICAL, INC.

Page
ITEM 1 – Financial Information

Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3

Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	4

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	6

Notes to the Financial Statements (Unaudited)	7

SOLUTIONS MECHANICAL, INC.

Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$53,665	$16,476
Accounts receivable - net	40,422	34,533
Other	272	805
Total Current Assets	94,359	51,814

EQUIPMENT:
Trucks	33,621	23,099
Trailer and tools	16,268	11,801
Computer	2,729	2,729
Total	52,618	37,629
Accumulated depreciation	(26,986)	(22,986)
Net	25,632	14,643

TOTAL ASSETS	$119,991	$66,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$59,538	$7,438
Accrued expenses	41,799	35,577
Note payable	48,670	19,327
Current maturity of long-term debt	4,846	5,203
Total Current Liabilities	154,853	67,545

LONG-TERM DEBT	7,621	8,530

TOTAL LIABILITIES	162,474	76,075

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding		-
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	397	397
Accumulated deficit	(52,880)	(20,015)
Total Stockholders’ Deficit	(42,483)	(9,618)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$119,991	$66,457

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Sales	$184,407	$72,456

Cost of Sales	188,324	58,830

Gross Profit (Loss)	(3,917)	13,626

Other (Income) Expenses:
General and administrative	24,971	10,867
Depreciation	4,000	3,000
Other, net	(23)	141
	28,948	14,008

Net Loss	$(32,865)	$(382)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	10,000,000	9,847,111

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,865)	$(382)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,000	3,000
Changes in net operating assets	52,966	(1,444)
Net Cash Provided by Operating Activities	24,101	1,174

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(14,989)	(977)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	860
Proceeds from notes payable	48,670	-
Repayment of loans	(20,593)	(2,084)
Net Cash Provided by (Used in) Financing Activities	28,077	(1,224)

NET INCREASE (DECREASE) IN CASH	37,189	(1,027)

CASH AT BEGINNING OF PERIOD	16,476	11,401
CASH AT END OF PERIOD	$53,665	$10,374

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Notes to Unaudited Financial Statements

March 31, 2008

(Unaudited)

NOTE 1

BASIS OF PRESENTATION

The accompanying interim financial statements for the three-month periods ended March 31, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-KSB of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 14, 2008.

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

The Note Payable of $48,670 at March 31, 2008 is due to the Company’s President. It is noninterest-bearing and due on demand.

NOTE 3

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2008, the Company has limited financial resources, has not established a source of equity or debt financing has negative working capital and has incurred operating losses since inception. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

We were founded as an unincorporated business in January 2006, became a limited liability company on April 3, 2006 under the name JL Solutions Mechanical LLC and a C corporation on October 10, 2006. We began generating revenue in January 2006. At May 5, 2008, we had one employee, Jeffery Thompson, our president. Mr. Thompson devotes fulltime to us.

A summary of our operations for the three months ended March 31, 2008 and 2007 follows:

	2008	2007

Sales	$184,407	$72,456

Cost of Sales	188,324	58,830

Gross Profit (Loss)	(3,917)	13,626

Other (Income) Expenses:
General and administrative	24,971	10,867
Depreciation	4,000	3,000
Other, net	(23)	141
	28,948	14,008

Net Loss	$(32,865)	$(382)

Sales - We commenced operations in January 2006. We devoted the first nine months of 2006 developing our initial business. Our revenue for quarters since then reflects increases over the corresponding period in the prior year. We cannot provide any assurances that that trend will continue.

Cost of sales – gross margin was negative in 2008 because the engagements required more purchases of installed equipment and subcontractor costs incurred to complete a large job were more than anticipated.

General and administrative - The principal components of general and administrative expenses in 2008 are advertising ($4,357), automobile and fuel expenses ($6,994), communications ($2,916), insurance ($1,482), office supplies and expenses ($3,634), and rent ($2,628). In 2007 the principal categories of general and administrative expenses are advertising ($1,804), automobile and fuel expenses ($2,676), communications ($1,219), insurance ($1,846), office supplies ($675), and professional fees ($1,583).

Depreciation – depreciation relates principally to our trucks and equipment.

General

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

At March 31, 2008, we owed our President $48,670. The obligation is noninterest-bearing and due on demand. Our President’s personal resources are limited. We do not believe that we can rely on the likelihood of any significant advance beyond the amount currently due to him if we are unable to pay standard operating costs and our president is not legally bound to provide us with such loan. We have a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. At March 31, 2008, the balance outstanding was $6,000. This line of credit is guaranteed by our President.

We have a long-term bank loan, the proceeds of which were used to purchase our truck. The balance outstanding at March 31, 2008 was $12,467. The loan is guaranteed by our president and is payable in equal monthly payments of $501 through June 2010. The loan includes interest at the rate of 7.10% per annum.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Recently Issued Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with our annual report for the year ended September 30, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for MDS’ financial statements issued in 2008; however, earlier application is encouraged. MDS is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending September 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending September 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of March 31, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and six months ended March 31, 2008 and 2007, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4T

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

(b)           Reports of Form 8-K

None.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Solutions Mechanical, Inc.

(Registrant)

/s/ Jeffery Thompson

Jeffery Thompson

Title: President and

Chief Financial Officer

May 15, 2008