Form 10-Q
period 2008-06-30
Solutions Mechanical, Inc.
filed 2008-08-14
CIK 1388004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐     Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of August 12, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

SOLUTIONS MECHANICAL, INC.

FORM 10-Q

June 30, 2008

ITEM 1. Financial Information

SOLUTIONS MECHANICAL, INC.

SOLUTIONS MECHANICAL, INC.

Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$37,134	$16,476
Accounts receivable – net	40,350	34,533
Other	-	805
Total Current Assets	77,484	51,814

EQUIPMENT:
Trucks	33,621	23,099
Trailer and tools	19,767	11,801
Computer	2,729	2,729
Total	56,117	37,629
Accumulated depreciation	(30,986)	(22,986)
Net	25,131	14,643

TOTAL ASSETS	$102,615	$66,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$15,774	$7,438
Accrued expenses	42,013	35,577
Notes payable	53,392	19,327
Current maturity of long-term debt	5,391	5,203
Total Current Liabilities	116,570	67,545

LONG-TERM DEBT	5,787	8,530

TOTAL LIABILITIES	122,357	76,075

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	397	397
Accumulated deficit	(30,139)	(20,015)
Total Stockholders’ Deficit	(19,742)	(9,618)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$102,615	$66,457

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Operations

For the Three Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

Sales	$131,098	$107,916

Cost of Sales	83,302	87,959

Gross Profit	47,796	19,957

Other (Income) Expenses:
General and administrative	21,081	26,425
Depreciation	4,000	3,000
Other, net	(26)	(21)
	25,055	29,404

Income (loss) before income taxes	22,741	(9,447)

Provision for income taxes	-	-

Net income (loss)	$22,741	$(9,447)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Operations

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

Sales	$315,505	$180,372

Cost of Sales	272,687	146,789

Gross Profit	42,818	33,583

Other Expenses:
General and administrative	44,990	37,292
Depreciation	8,000	6,000
Other, net	(48)	120
	52,942	43,412

Loss before income taxes	(10,124)	(9,829)

Provision for income taxes	-	-

Net loss	$(10,124)	$(9,829)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	9,928,729

See accompanying notes to the financial statements

SOLUTIONS MECHANICAL, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,124)	$(9,829)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,000	6,000
Changes in net operating assets	9,760	13,541
Net Cash Provided by Operating Activities	7,636	9,712

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(18,488)	(3,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares	-	860
Proceeds from notes payable	52,103	-
Repayment of loans	(20,593)	(2,908)
Net Cash Provided by (Used in) Financing Activities	31,510	(2,048)

NET INCREASE IN CASH	20,658	4,563

CASH AT BEGINNING OF PERIOD	16,476	11,401
CASH AT END OF PERIOD	$37,134	$15,964

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Notes to Unaudited Financial Statements

June 30, 2008 and 2007

(Unaudited)

NOTE 1

BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended June 30, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-KSB of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 14, 2008.

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

NOTE 3

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2008, the Company has limited financial resources, has not established a source of equity or debt financing, has negative working capital and has incurred operating losses since inception. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 4

NOTES PAYABLE

Notes Payable at June 30, 2008 included $47,774 that is due to the Company’s President. It is noninterest-bearing and due on demand.

NEED TABLE HERE

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

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the six months ended June 30, 2008. The reported results may not necessarily reflect the future.

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

Operations

We were founded as an unincorporated business in January 2006, became a limited liability company on April 3, 2006 under the name JL Solutions Mechanical LLC and a C corporation on October 10, 2006. We began generating revenue in January 2006. At August 4, 2008, we had one employee, Jeffery Thompson, our president. Mr. Thompson devotes fulltime to us.

A summary of our operations for the six months ended June 30, 2008 and 2007 follows:

	2008	2007

Sales	$315,505	$180,372

Cost of Sales	272,687	146,789

Gross Profit	42,818	33,583

Other Expenses:
General and administrative	44,990	37,292
Depreciation	8,000	6,000
Start-up costs	-	-
Other, net	(48)	120
	52,942	43,412

Loss before income taxes	$(10,124)	$(9,829)

Sales - We commenced operations in January 2006. We devoted the first nine months of 2006 developing our initial business. Our revenue for quarters since then reflects increases over the corresponding period in the prior year. We cannot provide any assurances that that trend will continue.

Cost of sales – gross margin was lower in 2008 because the engagements required more purchases of installed equipment and subcontractor costs incurred to complete a large job were more than anticipated.

General and administrative - The principal components of general and administrative expenses in 2008 are advertising ($6,069), automobile and fuel expenses ($14,693), communications ($3,978), insurance ($2,596), office supplies and expenses ($936), and rent ($5,748). In 2007 the principal categories of general and administrative expenses are advertising ($5,164), automobile and fuel expenses ($4,211), communications ($1,916), insurance ($4,238), office supplies ($2,636), and professional fees ($12,883).

Depreciation – depreciation relates principally to our trucks and equipment.         .

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

At June 30, 2008, we owed a note to our President of $47,774. The obligation is noninterest-bearing and due on demand. Our President’s personal resources are limited. We do not believe that we can rely on the likelihood of any significant advance beyond the amount currently due to him if we are unable to pay standard operating costs and our president is not legally bound to provide us with such loan. We have a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. At June 30, 2008, the balance outstanding was $5,618. This line of credit is guaranteed by our President.

We have a long-term bank loan, the proceeds of which were used to purchase our truck. The balance outstanding at June 30, 2008 was $11.178. The loan is guaranteed by our president and is payable in equal monthly payments of $501 through June 2010. The loan includes interest at the rate of 7.10% per annum.

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

Recently Issued Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with our annual report for the year ended December 31, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

•

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Ensign is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2009.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of June 30, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and six months ended June 30, 2008 and 2007, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls.

During the quarter ended June 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

August 13, 2008