Form 10-Q
period 2008-09-30
Solutions Mechanical, Inc.
filed 2008-11-12
CIK 1388004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of October 14, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

SOLUTIONS MECHANICAL, INC.

FORM 10-Q

September 30, 2008

ITEM 1. Financial Information

SOLUTIONS MECHANICAL, INC.

Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$16,369	$16,476
Accounts receivable – net	42,116	34,533
Other	-	805
Total Current Assets	58,485	51,814

EQUIPMENT:
Trucks	33,621	23,099
Trailer and tools	29,384	11,801
Computer	2,783	2,729
Total	65,788	37,629
Accumulated depreciation	(34,986)	(22,986)
Net	30,802	14,643

TOTAL ASSETS	$89,287	$66,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$15,500	$7,438
Accrued expenses	56,242	35,577
Notes payable	36,691	19,327
Current maturity of long-term debt	5,487	5,203
Total Current Liabilities	113,920	67,545

LONG-TERM DEBT	4,379	8,530

TOTAL LIABILITIES	118,299	76,075

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	397	397
Accumulated deficit	(39,409)	(20,015)
Total Stockholders’ Deficit	(29,012)	(9,618)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$89,287	$66,457

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Operations

For the Three Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007

Sales	$66,366	$78,866

Cost of Sales	52,974	53,608

Gross Profit	13,392	25,258

Other (Income) Expenses:
General and administrative	18,786	17,079
Depreciation	4,000	3,000
Other, net	(124)	(135)
	22,662	19,944

Income (loss) before income taxes	(9,270)	5,314

Provision for income taxes	-	-

Net income (loss)	$(9,270)	$5,314

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Operations

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007

Sales	$381,871	$259,238

Cost of Sales	325,661	200,397

Gross Profit	56,210	58,841

Other Expenses:
General and administrative	63,776	54,371
Depreciation	12,000	9,000
Other, net	(172)	(15)
	75,604	63,356

Loss before income taxes	(19,394)	(4,515)

Provision for income taxes	-	-

Net loss	$(19,394)	$(4,515)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	9,949,597

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,394)	$(4,515)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,000	9,000
Changes in net operating assets	21,949	2,977
Net Cash Provided by Operating Activities	14,555	7,462

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(28,159)	(3,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares	-	860
Proceeds from notes payable	52,103	-
Repayment of loans	(38,606)	(4,763)
Net Cash Provided by (Used in) Financing Activities	13,497	(3,903)

NET CHANGE IN CASH	(107)	458

CASH AT BEGINNING OF PERIOD	16,476	11,401
CASH AT END OF PERIOD	$16,369	$11,859

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Notes to Unaudited Financial Statements

September 30, 2008

(Unaudited)

NOTE 1

BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended September 30, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

NOTE 3

 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2008, the Company has limited financial resources, has not established a source of equity or debt financing, has negative working capital and has incurred operating losses since inception. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 4

 NOTES PAYABLE

Notes Payable at September 30, 2008 included $31,408 that is due to the Company’s President. It is noninterest-bearing and due on demand.

The Company has a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. This line of credit is guaranteed by the Company’s President and the balance at September 30, 2008 was $5,283.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the nine months ended September 30, 2008. The reported results may not necessarily reflect the future.

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

Operations

We were founded as an unincorporated business in January 2006, became a limited liability company on April 3, 2006 under the name JL Solutions Mechanical LLC and a C corporation on October 10, 2006. We began generating revenue in January 2006. At October 14, 2008, we had one employee, Jeffery Thompson, our president. Mr. Thompson devotes fulltime to us.

A summary of our operations for the nine months ended September 30, 2008 and 2007 follows:

	2008	2007

Sales	$381,871	$259,238

Cost of Sales	325,661	200,397

Gross Profit	56,210	58,841

Other Expenses:
General and administrative	63,776	54,371
Depreciation	12,000	9,000
Other, net	(172)	(15)
	75,604	63,356

Loss before income taxes	$(19,394)	$(4,515)

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

General and administrative - The principal components of general and administrative expenses in 2008 are advertising ($9,474), automobile and fuel expenses ($20,601), communications ($4,988), employee benefits ($4,146), insurance ($3,544), office supplies and expenses ($3,151), and rent ($7,623). In 2007 the principal categories of general and administrative expenses are advertising ($8,601), automobile expenses ($4,332), bank fees ($2,295) communications ($2,963), insurance ($4,611), office supplies ($2,636), tax and licenses ($4,325) and professional fees ($14,883).

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

At September 30, 2008, we owed a note to our President of $31,408. The obligation is noninterest-bearing and due on demand. Our President’s personal resources are limited. We do not believe that we can rely on the likelihood of any significant advance beyond the amount currently due to him if we are unable to pay standard operating costs and our president is not legally bound to provide us with such loan. We have a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. At September 30, 2008, the balance outstanding was $5,283. This line of credit is guaranteed by our President.

We have a long-term bank loan, the proceeds of which were used to purchase our truck. The balance outstanding at September 30, 2008 was $9,866. The loan is guaranteed by our president and is payable in equal monthly payments of $501 through June 2010. The loan includes interest at the rate of 7.10% per annum.

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

In January 2007, Solutions Mechanical sold 860,000 shares of its common stock to 39 individuals for $860. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

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

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and nine months ended September 30, 2008 and 2007, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements, included in our Annual Report on Form 10K, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

Typically, there is a greater demand for our services in the summer months. However, the impact of Hurricane Ike on the Houston area in September 2008 may result in a temporary change in the timing for our services because significant repairs will be needed throughout the Houston area in the fall and winter of 2008.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended September 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

November 5, 2008