Form 10-K
period 2008-12-31
Solutions Mechanical, Inc.
filed 2009-03-31
CIK 1388004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X ..

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-141102

Solutions Mechanical, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-8273570
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3705 Halik Road, Suite 7Pearland, TX	77581
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 281-412-7012

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer      .   Accelerated filer      .

Non-accelerated filer      .   Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 15, 2009 is 10,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of January 1, 2009, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

SOLUTIONS MECHANICAL, INC.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

We have obtained a trading symbol for our common stock so that the shares may be quoted on the Over-the-Counter Bulletin Board (“OTCBB”). However, no trades of our common stock have occurred as of February 3, 2009. Our trading symbol is SLMC.

Item 1. BUSINESS

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

Intellectual Property

We have no patents or trademarks.

Employees

As of December 31, 2008, we have one fulltime employee, Jeffery Thompson, our President, and two part time employees.

Item 1A. RISK FACTORS

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

Solutions Mechanical has limited financial resources and has not established a source of equity or debt financing. In addition, Solutions Mechanical incurred an operating loss in 2008 and had negative working capital at December 31, 2008. Our independent auditors indicated that there is significant uncertainty about our ability to continue as a going concern in their report on our financial statements for the year ended December 31, 2008 which may make it more difficult for us to raise capital.

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

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in general economic activity could materially affect our financial condition and results of operations. Our business is dependent on new and expanding construction because new or expanding homes or buildings in the Houston metropolitan need the installation of HVAC equipment. In our business, a decline in economic activity causing a reduction in the number of new or expanding homes or buildings, as a result of cyclical or other factors, typically results in a decline in purchases of our services, which would result in a decrease in our sales volume and profitability.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 and which requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2009, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended December 31, 2009. Furthermore, in the following fiscal year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We currently have only one employee which is not a sufficient number of employees to segregate responsibilities. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

We have a trading symbol for our common stock, SLMC, which permits our shares to be quoted on the OTCBB. However, no trades of our shares have occurred, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether:

▪

any market for our shares will develop;

▪

the prices at which our common stock will trade; or

▪

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTY

We rent 3,000 square feet of office and warehouse space located at 3705 Halik Road, Suite 7, Pearland, TX 77581 from an unrelated party on a month-to-month basis. Monthly rent is $875. There is no written lease agreement.

Item 3. LEGAL PROCEEDINGS

We are not involved in any litigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements in May 2007. There is no established current public market for the shares of our common stock. A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol SLMC. No trades have occurred through February 3, 2009. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on February 3, 2009, there were 10,000,000 shares were issued and outstanding. As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of its current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

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

Item 6. SELECTED FINANCIAL DATA

Balance Sheet Data:	December 31,2008	December 31,2007

Current assets	$ 56,454	$ 51,814
Total assets	$ 85,294	$ 66,457
Current liabilities	$ 111,150	$ 67,545
Total liabilities	$ 114,095	$ 76,075
Stockholders’ deficit	$ (28,801)	$ (9,618)

Income Data:
	Year ended December 31,
	2008	2007
Revenues	$481,356	$341,677
Gross profit	$111,036	$78,492
Net loss	$(19,183)	$(15,244)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	10,000,000	9,962,301

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

We were founded as an unincorporated business in January 2006, became a limited liability company on April 3, 2006 under the name JL Solutions Mechanical LLC and a C corporation on October 10, 2006. We began generating revenue in January 2006. At February 3, 2009, we had one employee, Jeffery Thompson, our president, and two part time employees Mr. Thompson devotes fulltime to us.

A summary of our operations for the years ended December 31, 2008 and 2007 follows:

	2008	2007

Sales	$481,356	$341,677

Cost of goods sold	370,320	263,185

Gross Profit	111,036	78,492

Operating Expenses:
General and administrative	114,346	79,533
Depreciation	16,000	12,000
Start-up costs	-	-
Other	(127)	2,203
Total Operating Expenses	130,219	93,736

Net Loss	$(19,183)	$(15,244)

Sales - We commenced operations in January 2006. We devoted the first nine months of 2006 developing our initial business. Our revenue for quarters since then reflects increases over the corresponding period in the prior year. We cannot provide any assurances that that trend will continue.

Cost of sales – gross margin was slightly higher in 2008 compared to 2007 despite higher sales volume because the engagements required more purchases of installed equipment and subcontractor costs incurred to complete a large job were more than anticipated.

General and administrative - The principal components of general and administrative expenses in 2008 are advertising ($15,970), automobile and fuel expenses ($24,532), communications ($7,402), employee benefits ($5,404), insurance ($5,615), office supplies and expenses ($4,765), payroll ($26,769), professional fees ($11,500) and rent ($10,248). The principal components of general and administrative expenses in 2007 are advertising ($11,117), automobile and fuel expenses ($5,337), bad debts ($2,936), communications ($3,811), insurance ($5,338), office supplies ($2,860), and professional fees ($24,339). The principal components of general and administrative expense for 2006 are advertising ($6,416), automobile and fuel expenses ($11,539), communications ($2,494), insurance ($2,566), office supplies ($5,462), and professional fees ($2,908).

Depreciation – depreciation relates principally to our truck and equipment.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

In 2008, we generated cash of $33,782 from operating activities, most of which related to an increase of accrued expenses of $31,328. We believe that we can manage our basic HVAC operations in a manner to at least breakeven from a cash perspective during the next 12 months, although the current economic recession may have a further negative impact on our business. We do not plan on making any significant capital expenditures and have no plans to hire additional employees and, therefore, do not anticipate raising any additional funds during the next twelve months. See below for a discussion of the expected impact of incremental costs associated with becoming a “public” company.

At December 31, 2008, we owed a note to our President of $24,858. The obligation is noninterest-bearing and due on demand. Our President’s personal resources are limited. We do not believe that we can rely on the likelihood of any significant advance beyond the amount currently due to him if we are unable to pay standard operating costs and our president is not legally bound to provide us with such loan.

We have a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. At December 31, 2008, the balance outstanding was $5,820. This line of credit is guaranteed by our President.

We have a long-term bank loan, the proceeds of which were used to purchase our truck. The balance outstanding at December 31, 2008 was $5,585. The loan is guaranteed by our president and is payable in equal monthly payments of $501 through June 2010. The loan includes interest at the rate of 7.10% per annum.

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

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended December 31, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

The FASB, the Emerging Issues Task Force and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2008 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2008, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business, although we generally draw fewer players during the winter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. FINANCIAL STATEMENTS

Our financial statements as of December 31, 2008 and the year then ended start on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the year ended December 31, 2008 that would have required disclosure in a report on Form 8-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Our management consists of:

Name	Age	Title
Jeffery Thompson	37	President, CEO, CFO, principal accounting officer and chairman
Brent M. Brothers	27	Secretary, treasurer and director

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

No officer or director has any prior history with a blank check company.

Possible Potential Conflicts

The OTCBB on which we plan and hope to have our shares of common stock quoted at some point in the future does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer in that she may have other business interests in the future to which she devotes her attentions, and she may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through her exercise of such judgment as is consistent with her understanding of her fiduciary duties to us.

Currently we have only one officer and director (the same person) and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our director’s term of office expires on September 30, 2009. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our director receives no compensation for her role as director but may receive compensation for her role as officer.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of TCA during the past five years.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

ITEM 11 - EXECUTIVE COMPENSATION

The following table shows for the years ended December 31, 2008 and 2007, compensation awarded to or paid to, or earned by, our Chief Executive Officer, and our Secretary (the “Named Executive Officers”).

Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted	Securities
	Year			Annual	Stock	Underlying	LTIP	All Other
Name and	Ended	Salary	Bonus	Compensation	Award(s)	Options/	Payouts	Compensation
Principal Position	Dec. 31	($)	($)	($)	($)	SARs (#)	($)	($)

Jeffery Thompson President	2008 2007	$49,706 $56,306	- -	- -	- -	- -	- -	- -

Brent M. Brothers Secretary	2008 2007	- -	- -	- -	- -	- -	- -	- -

There is no employment contract with Mr. Thompson at this time and no agreements for compensation in the future. Mr. Thompson’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation and has received the level of compensation each month that permitted us to meet our immediate obligations.

Outstanding Equity Awards at Year End

There are no outstanding equity awards at December 31, 2008.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2008, we had 10,000,000 shares of common stock outstanding which are held by 40 shareholders. The following table sets forth information known to us regarding beneficial ownership of our common stock as of December 31, 2008 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Jeffery Thompson
Brent M. Brothers

All Officers and Directors as a group (2 individuals)

(1)	The address for each person 2702 Pebble Creek Drive, Pearland, TX 77581.
(2)

Shareholder Matters

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

Directors' Duties - Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2008, we owed a note to our President of $24,858. The obligation is noninterest-bearing and due on demand. Our President’s personal resources are limited. We do not believe that we can rely on the likelihood of any significant advance beyond the amount currently due to him if we are unable to pay standard operating costs and our president is not legally bound to provide us with such loan.

We have a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. At December 31, 2008, the balance outstanding was $5,820. This line of credit is guaranteed by our president.

We have long-term bank loan the proceeds of which were used to purchase our truck. The balance outstanding at December 31, 2008 was $5,585. The loan is guaranteed by our president and is payable in equal monthly payments of $501 through June 2010. The loan includes interest at the rate of 7.10% per annum.

In January 2007, we sold 100,000 shares of our common stock to Kristine Barton, our president’s wife, for $100 and 10,000 shares of our common stock to Brent M. Brothers, our secretary and director, for $10.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. Fees incurred cover each quarterly review associated with our Form 10-Q filings and the annual audit of the Company’s financial statements included as part of our Form 10-K filing. These costs were $14,500 in 2008 and $ 14,500 in 2007.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2008 and 2007.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the years ended December 31, 2008 and 2007.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer and Chief Financial Officer

31.2

Certification of Chief Executive Officer and Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Jeffery Thompson

Jeffery Thompson

Title: President and Chief Financial Officer

Date: March 30, 2009

SOLUTIONS MECHANICAL, INC.

DECEMBER 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Solutions Mechanical, Inc.

Pearland, Texas

We have audited the accompanying balance sheets of Solutions Mechanical, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solutions Mechanical, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 24, 2009

SOLUTIONS MECHANICAL, INC.

Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$26,209	$16,476
Accounts receivable – net of allowance for doubtful accounts of $4,341 and $2,430, respectively	30,245	34,533
Other	-	805
Total Current Assets	56,454	51,814

EQUIPMENT:
Trucks	35,659	23,099
Trailer and tools	29,384	11,801
Computer	2,783	2,729
Total	67,826	37,629
Accumulated depreciation	(38,986)	(22,986)
Net	28,840	14,643

TOTAL ASSETS	$85,294	$66,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,982	$7,438
Accrued expenses	66,905	35,577
Notes payable	5,820	19,327
Loan due to president	24,858	-
Current maturity of long-term debt	5,585	5,203
Total Current Liabilities	111,150	67,545

LONG-TERM DEBT	2,945	8,530

TOTAL LIABILITIES	114,095	76,075

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	397	397
Accumulated deficit	(39,198)	(20,015)
Total Stockholders’ Deficit	(28,801)	(9,618)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$85,294	$66,457

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Operations

	For the Year Ended December 31,
	2008	2007

Sales	$481,356	$341,677

Cost of goods sold	370,320	263,185

Gross Profit	111,036	78,492

Operating Expenses:
General and administrative	114,346	79,533
Depreciation	16,000	12,000
Other (income) expenses	(127)	2,203
Total Operating Expenses	130,219	93,736

Net Loss	$(19,183)	$(15,244)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	9,962,301

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2008 and 2007

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2007	9,140,000	$ 9,140	$ 397	$ (4,771)	$ 4,766

Sale of common shares	860,000	860	-	-	860

Net loss	-	-	-	(15,244)	(15,244)

Balance, December 31, 2007	10,000,000	10,000	397	(20,015)	(9,618)

Net loss	-	-	-	(19,183)	(19,183)

Balance, December 31, 2008	10,000,000	$ 10,000	$ 397	$ (39,198)	$ (28,801)

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,183)	$(15,244)
Depreciation	16,000	12,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	4,288	(25,329)
Decrease in other current assets	805	91
Increase in accounts payable	544	6,737
Increase in accrued expenses and customer deposits	31,328	20,453
Net Cash Provided by(Used In) Operating Activities	33,782	(1,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(30,197)	(3,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares	-	860
Loan from president	52,103	-
Notes and loans payable	(40,752)	13,872
Repayment of long-term debt	(5,203)	(4,849)
Net Cash Provided by Financing Activities	6,148	9,883

NET INCREASE IN CASH	9,733	5,075

CASH AT BEGINNING OF YEAR	16,476	11,401
CASH AT END OF YEAR	$26,209	$16,476

See accompanying notes to the financial statements.

SOLUTIONS MECHANICAL, INC.

December 31, 2008 and 2007

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Solutions Mechanical, Inc. (the “Company”) was founded as an unincorporated business in January 2006, became a limited liability company in Texas under the name JL Solutions Mechanical LLC on April 3, 2006 and a C corporation in Nevada on October 10, 2006.

The Company provides commercial and residential installation and maintenance services in the heating, ventilation, and air conditioning industry. This industry is generally referred to as the HVAC industry. It also provides testing services for air 2quality. The Company serves customers in Houston and Galveston and the counties in between these two cities.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  To date, the Company has not charged off any balances as it has yet to exhaust all means of collection.  The Company does not have any off-balance-sheet credit exposure to its customers.

Equipment

Equipment, which consists of a truck and computer system, is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the related assets of three years. Depreciation expense for the years ended December 31, 2008 and 2007 was $16,000 and $12,000, respectively.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s long-lived assets, which include equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2008 or 2007.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable and long-term debt approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2008 and 2007.

 Warranty Costs

The Company warrants its labor for 60 days. It does not provide warranties for equipment installed. Warranties for equipment are provided by equipment manufacturers. The Company’s policy is to accrue for estimated warranty liabilities when jobs are completed. To date, there has never been a warranty claim against the Company. Therefore, there is no accrual recorded for warranty costs at December 31, 2008 and 2007.

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

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

Recently Issued Accounting Pronouncements.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the year ended December 31, 2009, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, reporting entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2008, the Company has limited financial resources, has not established a source of equity or debt financing, has negative working capital and has incurred operating losses since inception. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 4 – NOTES AND LOANS PAYABLE

The Company has a $6,000 revolving line of credit with a credit union that requires minimum monthly payments of $157 which includes interest and principal. Interest is charged at the rate of 6.24%, per annum. This line of credit is guaranteed by the Company’s President. At December 31, 2008, $5,820 was outstanding under this credit line.

NOTE 5 – LOAN PAYABLE PRESIDENT

Loans payable to the president of $24,858 bear no interest and are payable on demand.

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of a bank loan used to purchase the Company’s truck. The loan is guaranteed by the Company president and is payable in equal monthly payments of $501 through June 2010. The loan includes interest at the rate of 7.10% per annum.

NOTE 7 - STOCKHOLDERS’ DEFICIT

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

No options are outstanding or have been issued under the Plan at December 31, 2008 or 2007.

NOTE 8 – INCOME TAXES

The Company was a limited liability company, until October 10, 2006 during which time the Company was treated as a partnership for Federal income tax purposes. Under subchapter K of the Internal Revenue Code, members of a limited liability company are taxed separately on their distributive share of the partnership’s income whether or not that income is actually distributed.

Since October 10, 2006, the Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At December 31, 2008, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $26,954 that may be offset against future taxable income through 2028. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $9,164 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $6,164 and $3,000 for the years ended December 31, 2008 and 2007, respectively.

Components of deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$9,164	3,000
Less valuation allowance	(9,164)	(3,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%